Form 10-K
FLEET HOME EQUITY LOAN CORP
filed 2002-03-26
CIK 1132154

Pursuant to Section 13 or 15(d) of the
Form 10-K
Washington, D.C. 20549
SECURITIES AND EXCHANGE COMMISSION

United States of America
(Exact name of registrant as specified in its charter)
Fleet Home Equity Loan Trust  2001-1
Commission File Number
For the Transition Period from _____________  to ______________
December 31, 2001 or [  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[x]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
Securities Exchange Act of 1934
04-3544150
(I.R.S. Employer
Identification No.)
(State or other jurisdiction
of incorporation or organization)
c/o Fleet Home Equity Loan, LLC
Boston, Massachusetts
100 Federal Street
02110
(Zip Code)
Registrant's telephone number, including area code:
Securities registered pursuant to Section 12 (b) of the Act
Securities registered pursuant to Section 12 (g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]   Yes                 [   ]  No
(Address of Principal Executive Offices)
(617) 434-9597
Part I
Item 1    Business
Item 2    Properties
Item 3    Legal Proceedings
Item 4    Submission of Matters to a Vote of Security Holders
On May 15, 2001, Fleet Home Equity Loan Trust 2001-1 was created pursuant to a Trust Agreement between the depositor
(Fleet Home Equity Loan, LLC) and the owner Trustee, Wilmington Trust Company. On May 30, 2001 the Trust issued securities referred to as Fleet Home Equity Loan Asset-Backed Notes, Series 2001-1.
See Exhibit 99
There are no material pending legal proceedings with respect to the Trust, involving either the Trust, the Trustee or the
Registrant, other than ordinary or routine litigation incidental to the Trustee's or the Registrant's duties under the Sale and
Servicing Agreement.
Not applicable

Part II
Item 8    Financial Statements and Supplementary Data
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 7A  Quantitative And Qualitative Disclosures about Market Risk
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 6    Selected Financial Data
Item 5    Market for Registrant's Common Equity and Related Stockholder Matters
(a) There is no established public trading market for the Certificates.
(b) At February 28, 2002 there were 14 holders of record of the Fleet Home Equity Loan Asset-Backed Notes, Series 2001-1.

(1) The effective date of the Registration Statement for which the use of proceeds information is disclosed herein is February
1, 2001 (such Registration Statement was amended by that certain post-effective amendment, the effective date of which is
May 2, 2001). The Commission file number assigned to such Registration Statement is 333-53662.

(2) The offering commenced on May 30, 2001.

(3) The offering has terminated.

Not applicable
Not applicable
Not applicable
See the Supplementary Trust Data relating to the performance of the Trust filed as Exhibit 99 under Item 14 (a) hereof.
Not applicable
(ii)  Lehman Brothers Inc. was the managing underwriter of the offering;
(iii)  the securities registered and offered were the Fleet Home Equity Loan Asset-Backed Notes, Series 2001-1;
(iv) the aggregate amount of such securities registered was $747,195,000; the aggregate price of the offering amount of such securities registered was $747,195,000; the amount of such securities registered sold was
$747,195,000 and the aggregate offering price of the amount of such securities sold to date is $747,195,000;
(v) the underwriting discount incurred in connection with the issuance and distribution of the securities offered was 0.275% and expenses estimated in connection with the issuance and distribution of the securities offered aggregated $840,000; (a) no payment of such underwriting discount or estimated expenses was made to a director, officer, general partner of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer; (b)the net offering proceeds to the issuer after deducting the aforementioned underwriting discount and expenses was $744,300,214; and
(vi) the net proceeds of the offering to the issuer were used to acquire a pool of adjustable rate home equity line of credit loans and property relating to those loans, which loans and related property were used to secure the obligations under the securities registered.
(i)  The offering did not terminate before the sale of all securities registered;   (4)

Part III
Item 10    Directors and Executive Officers of the Registrant.
Item 11    Executive Compensation.
Item 12    Security Ownership of Certain Beneficial Owners and Management.
Item 13    Certain Relationships and Related Transactions.
Not applicable
Not applicable
Each holder of record at February 28, 2002 of more than five percent (5%) of the Notes is indicated below:
Name and Address of Holder Percent of Certificates Held
Original Dollar amount of
Certificates Held (in $1,000's)
Not applicable
Citibank, N.A.
3800 Citibank Center B3-15
Tampa, FL 33610
55.33% $413,400
FUNB - Phila. Main
123 South Broad Street
Philadelphia, PA 19109
7.10% $53,080
HSBC Bank USA / Treasury
Investment
140 Broadway - Level A
New York, NY 10015
6.02% $45,000
Investors Bank & Trust Co.
200 Clarendon St, 9th Floor
Boston, MA 02116
7.84% $58,600
JPMorgan Chase Bank
14201 Dallas Pkwy, 12th Fl
Mail Code 121
Dallas, TX 75254
13.65% $102,000
Part IV
Item 14    Exhibits, Financial Statements Schedules, and Reports on Form 8-K.
(a) Supplementary Trust Data relating to performance of the Trust is being filed herewith as Exhibit 99.
(b) Reports on Form 8-K
The registrant has filed Current reports on form 8-K with the Securities and Exchange Commission dated July 20,
2001 through January 20, 2002.
(c) Exhibits

Exhibit No. Description of Exhibit
24 Power of Attorney (Included on signature page)
99 Supplementary Trust Data
(d)  Not applicable.  No annual report or proxy material has been sent to security holders.

Signatures
[See General Instruction D]
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Commission Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.
  Fleet Home Equity Loan Trust  2001-1
By: _____________________
Jeffrey A. Lipson
Director
KNOW ALL MEN BY THESE PRESENTS, that the undersigned does hereby constitute and appoint Jeffrey A Lipson, his or her true and lawful attorney-in-fact and agent, with full power of subsitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2001 relating to Fleet Home Equity Loan Trust 2001-1 and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange
Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, on each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in or to effectuate the same as fully all intents and purposes as her or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Fleet Home Equity Loan, LLC as servicer of the Fleet Home Equity Loan Trust 2001-1 and in the capacities indicated
on the 26th day of March 2002.
Signature

___________________________
Jeffrey A. Lipson

Title

Director

___________________________
John Rodehorst

Director

___________________________
Sherri Jonas

Director

Independent Director

___________________________
Dean A. Christiansen

Director

___________________________
Nancy O'Connor

___________________________
Benjamin Abedine

Independent Director
  /s/  JEFFREY A. LIPSON
  /s/  JEFFREY A. LIPSON
  /s/  JOHN RODEHORST
  /s/  NANCY O'CONNOR
  /s/  SHERRI JONAS
  /s/  DEAN A. CHRISTIANSEN
  /s/  BENJAMIN ABEDINE

Index of Exhibits
Exhibit 99
Supplementary Trust Data
Exhibit  99 -- Supplementary Trust Data or End of Year Amounts for the period ending December 31, 2001
Fleet Home Equity Loan Trust 2001-1
Supplementary Trust Data or End of Year Amounts
$607,201,417.75 Pool Principal Balance at end of Due Period
$603,465,244.44 Class A Note Principal Balance after all distributions on the Payment Date
Class A Principal Distribution Amount received during the related Due Period $21,517,991.04
Charge-Off Amounts incurred during the related Due Period $0.00
Interest Distribution for the Class A Notes paid on the Payment Date $1,227,441.03
Exhibit Number
24
99
Description of Exhibit
Power of Attorney (Included on signature page)
Supplementary Trust Data
Sequential Page Number
4
5
$2,192,116.83 Total Servicing Fee for Year
$565,967.27
End of Year Amounts:
$142,721.12
$0.00
$212,928.39
$616,035.37 7
6
0
3
14 Bankruptcies
Foreclosures
REO Properties
90+   days delinquent
60-89 days delinquent
$2,186,253.42 50 30-59 days delinquent
Principal Balance
# of Accounts