Form 10-K
FLEET HOME EQUITY LOAN LLC
filed 2004-06-28
CIK 1132154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 333-53662

Fleet Home Equity Loan, LLC

as Depositor on behalf of

Fleet Home Equity Loan Trust 2003-1

 (Exact name of registrant as specified in its charter)

Delaware	04-3544150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Federal Street, Boston, Massachusetts 02110
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (617) 434-2200.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class None	Name of each exchange on which registered N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].    Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: None

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date: None.

Documents Incorporated By Reference:

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

 No documents incorporated by reference.

 PART I

Item 1. Business

On April 15, 2003, Fleet Home Equity Loan Trust 2003-1 (the "Trust") was created pursuant to a Trust Agreement among Fleet National Bank, as seller (the "Seller"), Fleet Home Equity Loan, LLC, as depositor (the "Depositor") and Wilmington Trust Company, a Delaware banking corporation, as owner trustee (the "Owner Trustee").  On April 25, 2003 the Trust issued securities referred to as Fleet Home Equity Loan Asset-Backed Notes, Series 2003-1 (the "Securities").

Item 2. Properties

Information concerning the Trust is set forth in the Current Reports on Form 8-K dated June 20, 2003 through April 20, 2004, as filed by the Registrant.

As of March 31, 2004, approximately 0.19% of the accounts and 0.24% of the Principal Receivables in the Trust were 30 days or more delinquent. Of such amount, Accounts designated to the Trust having a principal balance of $733,946 or approximately 0.14% of all Principal Receivables were delinquent 30-59 days; Accounts designated to the Trust having a principal balance of $232,185 or approximately 0.04% of all Principal Receivables were delinquent 60-89 days; and Accounts designated to the Trust having a principal balance of $297,011, or approximately 0.06% of all Principal Receivables were delinquent 90 days or more.

There were no Investor Defaults and no Investor Charge-offs for the year ended March 31, 2004.

Supplemental Trust Information is presented in Exhibit 99.1 to this Annual Report.

  Item 3. Legal Proceedings

There are no material pending legal proceedings with respect to the Trust, involving either the Trust, the Owner Trustee, the Indenture Trustee, the Depositor or Fleet National Bank other than ordinary or routine litigation incidental to the Owner Trustee's, the Indenture Trustee's, the Depositor's, or Fleet National Bank's duties under the Sale and Servicing Agreement dated as of April 15, 2003 (the "Sale and Servicing Agreement"), among the Depositor, the Trust, Fleet National Bank, as Seller and Servicer, and U.S. Bank National Association, as indenture trustee (the "Indenture Trustee").

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

(a) There is no established public trading market for the Securities.

(b) At March 31, 2004 there were 24 holders of record of the Fleet Home Equity Loan Asset-Backed Notes, Series 2003-1.

(1)   The effective date of the Registration Statement for which the use of proceeds information is disclosed herein is February 1, 2001 (such Registration Statement was amended by that certain post-effective amendment, the effective date of which is May 2, 2001).  The Commission file number assigned to such Registration Statement is 333-53662.

(2)   The offering commenced on April 25, 2003.

(3)   The offering has terminated.

(4)   (i) The offering did not terminate before the sale of all Securities registered;

(ii) Lehman Brothers Inc. and Citigroup Global Markets Inc. were the Co-Lead Underwriters and Joint Book Running Managers of the offering;

(iii) the securities registered and offered were the Fleet Home Equity Loan Asset-Backed Notes, Series 2003-1;

(iv) the aggregate amount of such securities registered was $775,800,000; the aggregate price of the offering amount of such securities registered was $775,800,000; the amount of such securities registered sold was $775,800,000 and the aggregate offering price of the amount of such securities sold to date is $775,800,000;

(v) the underwriting discount incurred with connection with the issuance and distribution of the securities offered was 0.275% and expenses estimated in connection with the issuance and distribution of the securities offered aggregated $800,000; (a) no payment of such underwriting discount or estimated expenses was made to a director, officer, general partner of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer; (b) the net offering proceeds to the issuer after deducting the aforementioned underwriting discount and expenses was $772,866,550; and

(vi) the net proceeds of the offering to the issuer were used to acquire a pool of adjustable rate home equity line of credit loans and property relating to those loans, which loans and related property were used to secure the obligations under the securities registered.

(c) Not applicable.

 Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Not applicable.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a).  The Securities are represented by one or more securities registered in the name of Cede & Co., the nominee of the Depository Trust Company, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Sale and Servicing Agreement. Accordingly, Cede & Co. is the sole holder of record of the Securities, which it holds on behalf of brokers, dealers, banks and other direct participants in the Depository Trust Company system. Such direct participants may hold securities for their own accounts or for the accounts of their customers. The name and address of Cede & Co. is Cede & Co., c/o the Depository Trust Company, 55 Water Street, New York, New York 10041. At March 31, 2004, the following direct Depository Trust Company participants held positions in Securities representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Securities of each Series outstanding on the date. The information on positions held by the Depository Trust Company participants has been provided by the Depository Trust Company.

(a) (i).  Each holder of record at March 31, 2004 of more than five percent (5%) of the Securities is indicated below:

Name and Address of Holder	Percent of Securities Held	Dollar Amount of Securities Held (000’s)
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	26.53%	$205,856
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	16.76%	$130,000
State Street Bank & Trust Company 1776 Heritage Drive No. Quincy, MA 02171	11.31%	$87,758
Bank of New York (The) One Wall Street New York, NY 10286	8.64%	$66,997
Harris Trust and Savings Bank 111 W. Monroe Street Chicago, IL 60603	7.09%	$55,000
Mellon Trust of New England, National Association 525 William Penn Place Pittsburgh, PA 15259	6.39%	$49,601
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	5.25%	$40,767
UBS AG 677 Washington Boulevard Stamford, CT 06901	5.16%	$40,000

(b) Not applicable.

(c) Not applicable.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

(1)	None
(2)	None
(3)	Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission
	Exhibit 99.1	Supplementary Trust Data relating to performance of the Trust
	Exhibit 99.2	Annual Officer's Certificate
	Exhibit 99.3	Report of Independent Accountants
	Exhibit 99.4	Management Report on Internal Control over the Servicing of Securitized Mortgage Loans

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the registrant with respect to Monthly Periods and events occurring during the year ended March 31, 2004:

Date	Items	Description
04/04/03	7	Legality Opinion, Tax Opinion and Consent of McKee Nelson LLP
04/04/03	5,7	Filing of Form T-1, Statement of Eligibility under the Trust Indenture Act of 1939, as amended
04/10/03	5,7	Filing of Computational Materials
04/14/03	5,7	Consent of KPMG, LLC and Financial Statements of Insurer
05/23/03	5,7	Final Mortgage Pool Data
06/20/03	5,7	Monthly Reports for May 2003
07/21/03	5,7	Monthly Reports for June 2003
08/20/03	5,7	Monthly Reports for July 2003
09/22/03	5,7	Monthly Reports for August 2003
09/24/03	5,7	Amendment to correct HTML syntax for August Monthly Reports
10/20/03	5,7	Monthly Reports for September 2003
11/20/03	5,7	Monthly Reports for October 2003
12/22/03	5,7	Monthly Reports for November 2003
01/21/04	5,7	Monthly Reports for December 2003
02/20/04	5,7	Monthly Reports for January 2004
03/22/04	5,7	Monthly Reports for February 2004
04/20/04	5,7	Monthly Reports for March 2004

 (c) Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission
99.1	Supplementary Trust Data
99.2	Annual Officer’s Certificate
99.3	Report of Independent Accountants
99.4	Management Report on Internal Control over the Servicing of Securitized Mortgage Loans

(d) Not applicable. No annual report or proxy material has been sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fleet Home Equity Loan, LLC
As Depositor on behalf of Fleet Home Equity Loan Trust 2003-1
Dated: June 28, 2004
By: /s/ JEFFREY A. LIPSON
Jeffrey A. Lipson
Vice President

   INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission
99.1	Supplementary Trust Data
99.2	Annual Officer’s Certificate
99.3	Report of Independent Accountants
99.4	Management Report on Internal Control over the Servicing of Securitized Mortgage Loans