Form 10-K
FLEET HOME EQUITY LOAN LLC
filed 2005-06-10
CIK 1132154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 333-53662

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

 No documents incorporated by reference.

 PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Information concerning Fleet Home Equity Loan Trust 2003-1 (the "Trust") is set forth in the Current Reports on Form 8-K dated May 20, 2004 through April 20, 2005, as filed by the Registrant.

As of March 31, 2005, approximately 0.49% of the accounts and 0.74% of the Principal Receivables in the Trust were 30 days or more delinquent. Of such amount, Accounts designated to the Trust having a principal balance of $2,163,300 or approximately 0.58% of all Principal Receivables were delinquent 30-59 days; Accounts designated to the Trust having a principal balance of $290,210 or approximately 0.08% of all Principal Receivables were delinquent 60-89 days; and Accounts designated to the Trust having a principal balance of $302,255, or approximately 0.08% of all Principal Receivables were delinquent 90 days or more.

The aggregate Investor Charge-off Amount was $163,721 for the year ended March 31, 2005.

Supplemental Trust Information is presented in Exhibit 99.1 to this Annual Report.

  Item 3. Legal Proceedings.

There are no material pending legal proceedings with respect to the Trust involving either the Trust, Wilmington Trust Company, a Delaware banking corporation, as owner trustee (the "Owner Trustee"), U.S. Bank National Association, as indenture trustee (the "Indenture Trustee"), Fleet Home Equity Loan, LLC (the "Depositor") or Fleet National Bank other than ordinary or routine litigation incidental to the Owner Trustee's, the Indenture Trustee's, the Depositor's, or Fleet National Bank's duties under the Sale and Servicing Agreement dated as of April 15, 2003 (the "Sale and Servicing Agreement"), among the Depositor, the Trust, Fleet National Bank, as Seller and Servicer, and the Indenture Trustee.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) There is no established public trading market for the Securities.

(b) At March 31, 2005 there were 22 holders of record of the Fleet Home Equity Loan Asset-Backed Notes, Series 2003-1 (the "Securities").

(c) Not applicable.

 Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a).  The Securities are represented by one or more securities registered in the name of Cede & Co., the nominee of the Depository Trust Company, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Sale and Servicing Agreement. Accordingly, Cede & Co. is the sole holder of record of the Securities, which it holds on behalf of brokers, dealers, banks and other direct participants in the Depository Trust Company system. Such direct participants may hold securities for their own accounts or for the accounts of their customers. The name and address of Cede & Co. is Cede & Co., c/o the Depository Trust Company, 55 Water Street, New York, New York 10041. At March 31, 2005, the following direct Depository Trust Company participants held positions in Securities representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Securities of each Series outstanding on the date. The information on positions held by the Depository Trust Company participants has been provided by the Depository Trust Company.

(a) (i).  Each holder of record at March 31, 2005 of more than five percent (5%) of the Securities is indicated below:

Name and Address of Holder	Percent of Securities Held	Dollar Amount of Securities Held (000’s)
State Street Bank & Trust 1776 Heritage Dr. No. Quincy, MA 02171	34.54%	$267,946
JPMorgan Chase Bank 14201 Dallas Parkway Dallas, TX 75254	22.51%	$174,594
Bank of New York One Wall Street New York, NY 10286	8.87%	$68,826
Harris Trust and Savings Bank 111 W. Monroe Street Chicago, IL 60603	7.09%	$55,000
Northern Trust 801 S. Canal Chicago, IL 60607	5.81%	$45,075
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	5.25%	$40,767
UBS AG 677 Washington Blvd Stamford, CT 06901	5.16%	$40,000

(b) Not applicable.

(c) Not applicable.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)

(1)	None
(2)	None
(3)	Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission
	Exhibit 99.1	Supplementary Trust Data relating to performance of the Trust
	Exhibit 99.2	Annual Officer's Certificate
	Exhibit 99.3	Report of Independent Accountants
	Exhibit 99.4	Management Report on Internal Control over the Servicing of Securitized Mortgage Loans and on Compliance with Specified Servicing Requirements

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the registrant with respect to Monthly Periods and events occurring during the year ended March 31, 2005:

Date	Items	Description
05/20/04	2	Monthly Reports for April 2004
06/21/04	2	Monthly Reports for May 2004
07/20/04	2	Monthly Reports for June 2004
08/20/04	2	Monthly Reports for July 2004
09/20/04	9.01	Monthly Reports for August 2004
10/20/04	9.01	Monthly Reports for September 2004
11/22/04	9.01	Monthly Reports for October 2004
12/20/04	9.01	Monthly Reports for November 2004
01/20/05	9.01	Monthly Reports for December 2004
02/22/05	9.01	Monthly Reports for January 2005
03/21/05	9.01	Monthly Reports for February 2005
04/20/05	9.01	Monthly Reports for March 2005

 (c) Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission
99.1	Supplementary Trust Data
99.2	Annual Officer’s Certificate
99.3	Report of Independent Accountants
99.4	Management Report on Internal Control over the Servicing of Securitized Mortgage Loans and on Compliance with Specified Servicing Requirements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fleet Home Equity Loan, LLC
As Depositor on behalf of Fleet Home Equity Loan Trust 2003-1 Date: May 30, 2005

By: /s/ Gretchen Hefner
Gretchen Hefner
Senior Vice President

   INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission
99.1	Supplementary Trust Data
99.2	Annual Officer’s Certificate
99.3	Report of Independent Accountants
99.4	Management Report on Internal Control over the Servicing of Securitized Mortgage Loans and on Compliance with Specified Servicing Requirements